Form 10-K
period 2006-12-31
Specialty Underwriting & Residential Finance Trust, Series 2006-BC3
filed 2007-03-29
CIK 1367353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Speciality Underwriting & Residential Finance Trust, Series 2006-BC3
Delaware
(I.R.S. Employer Identification No.)
13-3416059
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
250 Vesey Street, 4 World Financial Ctr., 10th Fl
(Zip Code)
10080
(212) 449-0357
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2006
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Merrill Lynch Mortgage Investors, Inc. (Depositor)
Merrill Lynch Mortgage Lending, Inc.
333-130545-12
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART II
None.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3.
b) See (a) above.
c) Not Applicable.
PART IV
Exhibit 4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 12, 2006)
Exhibit 10.1 Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on July 12, 2006)
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
a) LandAmerica Tax and Flood Services, Inc., as Sub-Contractor
b) U.S. Bank National Association, as Trustee
c) Wilshire Credit Corporation, as Servicer
a) LandAmerica Tax and Flood Services, Inc., as Sub-Contractor
b) U.S. Bank National Association, as Trustee
c) Wilshire Credit Corporation, as Servicer
a) Wilshire Credit Corporation, as Servicer
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB.
Not Applicable.
Item 1114(b)(2) and Item 1115(B) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.
Significant Enhancement Provider Information
Not Applicable.
Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on
Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.
See Item 15, exhibits (33) and (34).
See Item 15, exhibits (35).
The 1122 statements for Wilshire Credit Corporation have disclosed the following instances of material noncompliance: for one of the forty-five loan payoffs selected for testing, Wilshire calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into
Wilshire's system, resulting in an overcharge to the borrower. The error has been corrected and the overcharge has been refunded to the borrower.
SIGNATURES
By (Signature and Title):
Date
March 28, 2007
/s/: Ken Frye
Ken Frye
Senior Vice President Loan Servicing
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Wilshire Credit Corporation, as Servicer
Speciality Underwriting & Residential Finance Trust, Series 2006-BC3
MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2006-BC3
(senior officer in charge of the servicing function of the servicer)
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 12, 2006)
Exhibit 10.1 Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on July 12, 2006)
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
a) LandAmerica Tax and Flood Services, Inc., as Sub-Contractor
b) U.S. Bank National Association, as Trustee
c) Wilshire Credit Corporation, as Servicer
a) LandAmerica Tax and Flood Services, Inc., as Sub-Contractor
b) U.S. Bank National Association, as Trustee
c) Wilshire Credit Corporation, as Servicer
a) Wilshire Credit Corporation, as Servicer